Form 10-Q
period 1999-09-30
MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
filed 2000-03-29
CIK 1109544

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

                                       or

( ) Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the transition period from  ___________  to ____________


                      Commission file number 333-74671-01

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1

             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                         13-2555119
              --------                                         ----------
   (State or other jurisdiction of                           (I.R.S.Employer
    incorporation or organization)                          Identification No.)


         C/O BEC FUNDING LLC
     800 BOYLSTON STREET, BOSTON MA                              02199
     ------------------------------                              -----
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:            617-369-6000
                                                               ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]          No   [ ]

Information required to be filed pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 was previously filed, on a timely basis, in a combined report with BEC Funding LLC (Commission File Number 333-74671). In response to a recent request from the SEC staff, the information of the above noted registrant is now being refiled under a separate and distinct Commission File Number.

   Part I.  Financial Information
   Item 1.  Financial Statements



                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (UNAUDITED)

                               September 30, 1999


                                     ASSETS
Current Assets:
   Due from BEC Funding LLC:
     Interest receivable                                      $  8,438,607
     Notes receivable - current portion due in one year         78,441,458
                                                              ------------

     Total current assets                                       86,880,065

   Due from BEC Funding LLC:
     Long-term notes receivable                                646,321,230
                                                              ------------
   Total assets                                               $733,201,295
                                                              ============
                                   LIABILITIES

Current Liabilities:
     Current Portion of certificates outstanding              $ 78,441,458
     Interest Payable on certificates outstanding                8,438,607
                                                              ------------
     Total current liabilities                                  86,880,065

Long-term certificates outstanding, net
     of unamortized debt discount                              646,321,230
                                                              ------------

        Total Liabilities                                     $733,201,295
                                                              ------------
Net Assets Available for Trust Activities                     $          0
                                                              ============


          The accompanying notes are an integral part of the unaudited financial statements.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                                   (UNAUDITED)


   for the period from July 27, 1999 (date of inception) to September 30, 1999

Additions:

   Proceeds from issuance of bonds                                 $ 724,762,688
   Interest Income                                                     8,438,607
                                                                   -------------
       Subtotal                                                      733,201,295

Deductions:

 Payment of bonds proceeds to BEC Funding LLC                      ($724,762,688)
 Interest expense                                                     (8,438,607)
                                                                   -------------
       Subtotal                                                     (733,201,295)
                                                                   -------------
Net Assets Available for Trust Activities at September 30, 1999    $         -0-
                                                                   =============





          The accompanying notes are an integral part of the unaudited financial statements.

                 MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


A.   OVERVIEW

     NATURE OF BUSINESS

     Massachusetts RRB Special Purpose Trust BEC-1 ("the Trust") was established on July 27, 1999 as a Delaware business trust. The Massachusetts Development Finance Agency and the Massachusetts Health and Educational Facilities Authority formed the Trust to issue bonds pursuant to certain provisions of Chapter 164 of the Acts of the Massachusetts General Court of 1997 (the "Electric Industry Restructuring Act"). The Trust issued $725,000,000 of Rate Reduction Certificates ("certificates") on July 29, 1999 for the purpose of acquiring related notes from BEC Funding LLC (the "Note Issuer"). The Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and The Bank of New York (Delaware), a Delaware banking corporation, acting as the Delaware Trustee, entered into a Declaration of Trust to form the Trust. The Trust is not an agency nor instrumentality of The Commonwealth of Massachusetts. The Trust has minimal assets other than the notes. The Declaration of Trust does not permit the Trust to engage in any activities other than holding the notes, issuing the certificates, and engaging in other related activities.

     Each class of certificates represents a fractional undivided beneficial interest in a related class of notes issued by BEC Funding LLC, including all amounts due and to become due under the related class of notes, and represents the right to receive the payments on the related class of notes.

     The Note Issuer, the Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority, the Trust, the Delaware Trustee and the certificate trustee have entered into a fee and indemnity agreement under which the Note Issuer pays the Delaware trustee's and the certificate trustee's reasonable compensation and reasonable fees and expenses. The fee and indemnity agreement further provides that the
     Note Issuer will indemnify the Trust, the Delaware trustee, the certificate trustee, the Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and the Executive Office for Administration and Finance of The Commonwealth of Massachusetts for, and hold them harmless against, among other things, any loss, liability or expense incurred by them arising from the failure of any party to perform its obligations under various transaction documents. Neither the certificates, the notes or the property securing the notes is an obligation of The Commonwealth of Massachusetts or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of Boston Edison Company or any of its affiliates, except for BEC Funding LLC, which is an affiliate of Boston Edison Company.

     The fiscal year of the Trust is the calendar year.

     BASIS OF PRESENTATION

     Substantially all expenses of the Trust are paid by the Note Issuer.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION

     The Trust recognizes interest revenues on the notes, which are the only assets of the Trust, on the accrual basis.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

     INCOME TAXES

     The Trust is considered to be a grantor trust for income tax purposes and accordingly there is no provision for income taxes.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK

     The Trust has exposure to credit risk for its notes receivable from the
     Note Issuer. BEC Funding LLC is a wholly owned subsidiary of Boston Edison Company, which is a wholly owned subsidiary of BEC Energy, which is a wholly owned subsidiary of NSTAR. NSTAR is a holding company that was created through a merger between BEC Energy, headquartered in Boston, Massachusetts, and Commonwealth Energy System, headquartered in Cambridge Massachusetts, effective August 25, 1999. Neither the notes nor the property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of Boston Edison Company or any of its affiliates, except for BEC Funding LLC.

C.   CERTIFICATES

     The Trust issued $725,000,000 of Rate Reduction Certificates on July 29, 1999 (excluding debt discount in the amount of $244,858) pursuant to the certificate indenture among the Trust, the Delaware trustee, and the certificate trustee. The certificates were issued in minimum denominations of $1,000 and in integral multiples of that amount. The certificates consist of five classes as summarized in the table below:

                                                                   Scheduled
                     Initial      Certificate       Final            Final
                    Principal      Interest      Distribution     Termination
      Class          Amount          Rate            Date            Date
      -----          ------          ----            ----            ----
      A-1        $108,500,000       5.99%          3/15/01         3/15/03
      A-2         170,609,837       6.45%          9/15/03         9/15/05
      A-3         103,390,163       6.62%          3/15/05         3/15/07
      A-4         170,875,702       6.91%          9/15/07         9/15/09
      A-5         171,624,298       7.03%          3/15/10         3/15/12

     The scheduled final distribution date for a class of certificates is the date by which the Trust expects to distribute in full all interest on and principal of that class of certificates. The final termination date for a class of certificates is the legal maturity date of that class. The failure to distribute principal of any class of certificates in full by the final termination date for that class is an event of default, and the certificate trustee may, and with the written direction of the holders of at least a majority in principal amount of all outstanding certificates shall, declare the unpaid principal amount of all outstanding notes and accrued interest to be due and payable.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


     Interest on each class of certificates will accrue from its issuance date at the interest rate set forth in the table above. Beginning March 15, 2000, the trust is required to distribute interest semiannually on March 15 and September 15 (or, if any distribution date is not a business day, the following business day) of each year. On each distribution date, the certificate trustee will distribute interest to the extent paid on the related class of notes to the holders of each class of certificates as of the close of business on the record date. The record date for any distribution of interest on and principal of the certificates will be the business day immediately before the distribution date. Each distribution date will also be a payment date for interest on and principal of the notes.

     On each distribution date, the certificate trustee will distribute principal as paid on the related class of notes to the holders of each class of certificates as of the close of business on the record date.

     Long-term certificate redemptions due in the next five years are scheduled to be $78,441,458, $62,428,264, $70,225,942, $68,014,173, and $68,740,411,
     for the years ending September 30, 2000, 2001, 2002, 2003, and 2004, respectively.

D.   NOTES RECEIVABLE

     BEC Funding LLC, the Note Issuer, has issued to the Trust notes in the principal amount of $725,000,000, in exchange for the net proceeds from the sale of the certificates by the Trust. Each class of notes secures the payment of the related class of certificates and has the same principal balance, interest rate, amortization schedule and legal maturity date as its related class of certificates.

     The notes consist of five classes, in the initial principal amounts and bearing the interest rates and having the scheduled maturity and final maturity dates set forth in the table below:


                    Initial         Note         Scheduled        Final
                   Principal      Interest       Maturity       Maturity
      Class         Amount          Rate            Date          Date
      -----         ------          ----            ----          ----
      A-1        $108,500,000       5.99%         3/15/01        3/15/03
      A-2         170,609,837       6.45%         9/15/03        9/15/05
      A-3         103,390,163       6.62%         3/15/05        3/15/07
      A-4         170,875,702       6.91%         9/15/07        9/15/09
      A-5         171,624,298       7.03%         3/15/10        3/15/12

     The scheduled maturity date for a class of notes is the date by which the note issuer expects to distribute in full all interest on and principal of that class of notes. The final maturity date for a class of notes is the legal maturity date of that class.

     INTEREST

     Interest on each class of notes accrues from its issuance date at the interest rate set forth in the table above. Beginning March 15, 2000, the
     Note Issuer is required to pay interest semiannually on March 15 and September 15 (or, if any payment date is not a business day, the following business day) of each year, to the Trust. The Note Issuer will pay interest on the notes prior to paying principal of the notes.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


     On each payment date, the Note Issuer will pay interest as follows:

     * if there has been a payment default, any unpaid interest payable on any prior payment dates, together with interest at the applicable note interest rate on any of this unpaid interest; and

     * accrued interest on the principal balance of each class of notes as of the close of business on the preceding payment date, or the date of the original issuance of the class of notes if applicable, after giving effect to all payments made on the preceding payment date, or the date of the original issuance of the class of notes if applicable.

     If there is a shortfall in the amounts necessary to make these interest payments, the note trustee will distribute interest pro rata to each class of notes based on the outstanding principal amount of that class and the applicable interest rate. The Note Issuer will calculate interest on the basis of a 360-day year of twelve 30-day months.

     PRINCIPAL

     The Note Issuer will pay principal on each payment date to the holders of the notes in accordance with the expected amortization schedule as set forth in the prospectus.

     The Note Issuer will not, however, pay principal on a payment date on any class of notes if making the payment would reduce the principal balance of a class to an amount lower than that specified in the expected amortization schedule for that class on that payment date. If an event of default under the note indenture has occurred and is continuing, the note trustee may declare the unpaid principal amount of all outstanding notes and accrued interest to be due and payable.

     The expected amortization schedule for the principal of each class of notes gives effect to the payments expected to be made on each payment date and is based upon the issuance date of the notes on July 29, 1999 and also the following assumptions:

     * payments on the certificates are made on each distribution date, commencing March 15, 2000;

     * the servicing fee equals 0.05 percent annually of the initial principal amount of the notes, or $362,500;

     * there are no net earnings on amounts on deposit in the collection account;

     * the administration fee (which is $75,000 per year, payable semiannually) and other ongoing operating expenses are estimated to be approximately $220,000 per annum, and these amounts are payable in arrears, and;

     * payments arising from the property securing the notes are deposited in the collection account as expected.

     There can be no assurance that the principal balances of the classes of notes receivable and the related classes of certificates outstanding will be reduced at the rates expected. The actual rates of reduction in class principal balances may be slower (but cannot be faster) than those indicated in the expected amortization schedule.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

UNAMORTIZED DEBT DISCOUNT

Unamortized debt discount in the amount of $237,312 as of September 30, 1999, is included (net) in both Notes receivable and Certificates outstanding on the accompanying Statement of Net Assets Available for Trust Activities.

The note trustee has established a collection account to hold amounts remitted by the servicer of the property securing the notes. The notes are secured primarily by transition property of the note issuer, which is the right to assess and collect all revenues arising from a portion of the transition charge included in the bills of all classes of retail users of Boston Edison Company's electric distribution system within its geographic service territory as in effect on July 1, 1997. This portion of the transition charge, which is a usage-based charge, is referred to as the reimbursable transition costs ("RTC") charge. The September 1999 RTC charge was approximately $0.011017 cents per kilowatt-hour.

THE NOTE ISSUER

BEC Funding LLC is a special purpose, single member limited liability company whose sole member is Boston Edison Company. BEC Funding LLC is a wholly owned subsidiary of Boston Edison Company, which is a wholly owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR.

BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which BEC Funding LLC acquired on July 29, 1999 from Boston Edison Company. The purchase price of such transition property was paid from net proceeds of the notes issued to the Trust. The assets of BEC Funding LLC consist primarily of transition property acquired from Boston Edison Company.

Both BEC Funding LLC's organizational documents and covenants in the note indenture restrict its business activities to financing, purchasing, owning and managing transition property. The organizational documents and note indenture covenants also require that BEC Funding LLC be operated in a manner intended to reduce the likelihood that it would be consolidated in Boston Edison Company's bankruptcy estate if Boston Edison Company became a debtor in a bankruptcy case.

BEC Funding LLC is legally separate from Boston Edison Company. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of Boston Edison Company, BEC Energy nor NSTAR.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS FOR THE PERIOD JULY 27, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

The Trust was formed on July 27, 1999, and issued certificates in the amount of $725,000,000 on July 29, 1999. Upon receipt of the net proceeds from the issuance of such certificates from the Trust, BEC Funding LLC remitted net proceeds of approximately $719,837,000 to Boston Edison Company in exchange for transition property. As of February 29, 2000, Boston Edison Company has remitted to BEC Funding LLC approximately $72,940,000 of non-bypassable reimbursable transition cost ("RTC") charges collected. Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding LLC.

The Trust is limited by its own organizational documents from engaging in any other activities other than owning the notes, issuing the rate reduction certificates secured by the notes, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the notes and interest expense on the certificates.

As of February 29, 2000, BECo has remitted to BEC Funding LLC approximately $72,939,000 of non-bypassable reimbursable transition cost ("RTC") charges collected. Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding LLC. Collections of RTC charges billed by BECo and remitted to BEC Funding LLC are in accordance with original estimates and were in an amount sufficient to meet debt service requirements due on March 15, 2000. BEC Funding LLC redeemed $40,000,000 of its outstanding Class A-1 certificates on their scheduled maturity date and simultaneously, the Trust redeemed $40,000,000 of its outstanding Class A-1 Notes on their scheduled maturity date. The Trust relies on timely remittances of adequate RTC collections from BEC Funding LLC (which in turn relies on timely remittances of RTC collections from BECo) in order to meet its debt service obligations; the Trust believes it will continue to receive timely and adequate remittances of RTC funds in order to meet all debt service obligations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has exposure to credit risk for its notes receivable from the Note Issuer, BEC Funding LLC, which is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR. Neither the notes nor the property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of BECo or any of its affiliates, except for BEC Funding LLC. BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo nor BEC Energy nor NSTAR.

PART II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   The following designated exhibits are filed herewith:

                Exhibit 3.1 - Declaration of Trust (incorporated by reference to the same titled exhibit to BEC Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

                Exhibit 4.1 - Note Indenture of BEC Funding LLC (incorporated by reference to the same titled exhibit to BEC
                              Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 4.2  -  Certificate Indenture (incorporated by reference to the same titled exhibit to BEC Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 4.3  -  Rate Reduction Certificates (incorporated by reference to the same titled exhibit to BEC
                              Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 10.1 -  Transition Property and Purchase and Sale
                              Agreement (incorporated by reference to the same titled exhibit to BEC Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 10.2 -  Transition Property Servicing Agreement
                              (incorporated by reference to the same titled exhibit to BEC Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 10.3 -  Note Purchase Agreement (incorporated by reference to the same titled exhibit to BEC Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 15.1 -  Letter Re Unaudited Interim Financial Information

              Exhibit 27.1 -  Financial Data Schedule for the period July 27,
                              1999 (date of inception) to September 30, 1999.

              Exhibit 99.1 -  Issuance Advice Letter (incorporated by reference to the same titled exhibit to BEC Funding LLC's Registration Statement on Form S-3, File No. 333-74671).

              Exhibit 99.2 -  Report of Independent Accountants

     a)   Reports on Form 8-K

          There were no reports on Form 8-K filed in the third quarter of 1999, and there have been no reports on Form 8-K filed to date in 2000.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Massachusetts RRB Special Purpose Trust BEC-1
                                  ---------------------------------------------
                                                   (Registrant)



Date: March 24, 2000              By: The Bank of New York (Delaware)
                                      as Delaware Trustee


                                  /s/ Thomas T. Provenzano
                                  ---------------------------------------------
                                  Name: Thomas T. Provenzano
                                  Title: Vice President