Form 10-K
period 1999-12-31
MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
filed 2000-03-30
CIK 1109544

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_______to______.

                       Commission File Number 333-74671-01

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              13-2555119
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

c/o BEC Funding LLC, 800 Boylston Street, 17th Floor, Boston MA       02199
---------------------------------------------------------------     ----------
        (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code 617-369-6000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [x] Yes        [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Firm 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2000 was $0.

     Information required to be filed pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 was previously filed, on a timely basis, in a combined report with BEC Funding LLC (Commission File Number 333-74671). In response to a recent request from the SEC staff, the information of the registrant is now being refiled under a separate and distinct Commission file number.

                                     PART I

ITEM 1.
BUSINESS.

The Massachusetts RRB Special Purpose Trust BEC-1 ("the Trust") was established on July 27, 1999 as a Delaware business trust. The Massachusetts Development Finance Agency and the Massachusetts Health and Educational Facilities Authority formed the Trust to issue bonds pursuant to certain provisions of Chapter 164 of the Acts of the Massachusetts General Court of 1997 (the "Electric Industry Restructuring Act"). The Trust issued $725,000,000 of Rate Reduction Certificates ("certificates") on July 29, 1999 for the purpose of acquiring related notes from BEC Funding LLC (the "Note Issuer"). The Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and The Bank of New York (Delaware), a Delaware banking corporation, acting as the Delaware Trustee, entered into a Declaration of Trust to form the Trust. The Trust is not an agency nor instrumentality of The Commonwealth of Massachusetts. The Trust has minimal assets other than the notes. The Declaration of Trust does not permit the Trust to engage in any activities other than holding the notes, issuing the certificates, and engaging in other related activities.

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

The fiscal year of the Trust is the calendar year. Substantially all expenses of the Trust are paid by the Note Issuer, BEC Funding LLC.

ITEM 2.
PROPERTIES

The Trust has no physical property. Its primary assets are the notes issued by BEC Funding LLC.


ITEM 3.
LEGAL PROCEEDINGS.

None.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Trust does not have equity securities.


ITEM 6.
SELECTED FINANCIAL DATA.

The Trust was established on July 27, 1999 and commenced operations on July 29, 1999.

Total assets at December 31, 1999 amounted to $745,133,819.

Total Certificate obligations outstanding at December 31, 1999 amounted to $725,000,000, of which $78,441,458 of Certificates are due within one year; of this latter amount, $40,000,000 of Class A-1 certificates were redeemed in full on their scheduled maturity date together with all accrued interest.


ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE PERIOD JULY 29, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999.

The Massachusetts RRB Special Purpose Trust BEC-1 was formed on July 27, 1999, and issued certificates in the amount of $725,000,000 on July 29, 1999. The net proceeds from the issuance of certificates were remitted to BEC Funding LLC in exchange for $725,000,000 of Notes. BEC Funding LLC then remitted net proceeds of approximately $719,837,000 to BECo in exchange for certain transition property.

As of February 29, 2000, BECo has remitted to BEC Funding LLC approximately $72,940,000 of non-bypassable reimbursable transition cost ("RTC") charges collected. Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding LLC. Collections of RTC charges billed by BECo and remitted to BEC Funding LLC are in accordance with original estimates and are in an amount sufficient to meet debt service requirements due on March 15, 2000. BEC Funding LLC redeemed $40,000,000 of its outstanding Class A-1 certificates on their scheduled maturity date and simultaneously, the Trust redeemed $40,000,000 of its outstanding Class A-1 Notes on their scheduled maturity date. The Trust relies on timely remittances of adequate RTC collections from BEC Funding LLC (which in turn relies on timely remittances of RTC collections from BECo) in order to meet its debt service obligations; the Trust believes it will continue to receive timely and adequate remittances of RTC funds in order to meet all debt service obligations.

BEC Funding LLC is a special purpose, single member limited liability company whose sole member is BECo, a provider of electric distribution services. BEC Funding LLC is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR. NSTAR is a holding company that was created through a merger between BEC Energy, headquartered in Boston, Massachusetts, and Commonwealth Energy System, headquartered in Cambridge, Massachusetts, effective August 25, 1999. BEC Funding LLC had no significant activities in the period January 29, 1999 to July 29, 1999.

BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property and issuing notes secured by the transition property. The transition property is a property right created under Massachusetts law that includes the right to access and collect a non-bypassable charge, called an RTC charge, from customers of BECo. The acquisition of such transition property was accomplished by BEC Funding LLC issuing $725,000,000 of Notes to the Trust on July 29, 1999. The notes were issued under an indenture between

BEC Funding LLC and The Bank of New York, as note trustee (the "Note Trustee").

The separate financial statements of BEC Funding LLC present results of operations and its financial condition as it operated as a subsidiary of BECo. Those financial statements may not be indicative of the results that would have been achieved had BEC Funding LLC operated as an unaffiliated entity.

BEC Funding LLC's is limited by its organizational documents from engaging in any activities other than owning the transition property, issuing the notes secured by the transition property and other limited collateral, and related activities thereto. Accordingly, income statement effects were limited primarily to income generated from the transition property, interest expense on the notes and incidental interest income. The Trust is limited by its organizational documents from engaging in any activities other than owning the notes, issuing Rate Reduction Certificates secured by the notes, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the notes and interest expense on the certificates.

The organizational documents and note indenture covenants also require that BEC Funding LLC be operated in a manner intended to reduce the likelihood that it would be consolidated in BECo's bankruptcy estate if BECo became a debtor in a bankruptcy case.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust has exposure to credit risk for its notes receivable from the Note Issuer, BEC Funding LLC, which is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR. Neither the notes nor the property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of BECo or any of its affiliates, except for BEC Funding LLC. BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo, BEC Energy or NSTAR.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                December 31, 1999

                                     ASSETS

Current Assets:
   Due from BEC Funding LLC:
     Interest receivable                                         $ 20,359,814
     Notes receivable - current portion due in one year            78,441,458
                                                                 ------------
   Total current assets                                            98,801,272

   Due from BEC Funding LLC:
           Long Term Notes receivable                             646,332,547
                                                                 ------------

   Total Assets                                                  $745,133,819
                                                                 ============

                                   LIABILITIES

Current Liabilities:
   Current Portion of Certificates outstanding                   $ 78,441,458
   Interest Payable on Certificates outstanding                    20,359,814
                                                                 ------------
   Total current liabilities                                       98,801,272

Long Term Certificates outstanding, net
   of unamortized debt discount                                   646,332,547
                                                                 ------------

   Total Liabilities                                             $745,133,819
                                                                 ------------

Net Assets Available for Trust Activities                        $          0
                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

   for the period from July 27, 1999 (date of inception) to December 31, 1999

   Additions:

      Due from BEC Funding LLC                                             $ 724,774,005
      Interest Income                                                         20,359,814

   Deductions:

      Certificates Outstanding                                             $(724,774,005)
      Interest Expense                                                       (20,359,814)
                                                                           -------------

   Net Assets Available for Trust Activities at December 31, 1999          $         -0-
                                                                           =============


    The accompanying notes are an integral part of the financial statements.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

A.   OVERVIEW

     The Massachusetts RRB Special Purpose Trust BEC-1 ("the Trust") was established on July 27, 1999 as a Delaware business trust. The Massachusetts Development Finance Agency and the Massachusetts Health and Educational Facilities Authority formed the Trust to issue bonds pursuant to certain provisions of Chapter 164 of the Acts of the Massachusetts General Court of 1997 (the "Electric Industry Restructuring Act"). The Trust issued $725,000,000 of Rate Reduction Certificates ("certificates") on July 29, 1999 for the purpose of acquiring related notes from BEC Funding LLC (the "Note Issuer"). The Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and The Bank of New York (Delaware), a Delaware banking corporation, acting as the Delaware Trustee, entered into a Declaration of Trust to form the Trust. The Trust is not an agency nor instrumentality of The Commonwealth of Massachusetts. The Trust has minimal assets other than the notes. The Declaration of Trust does not permit the Trust to engage in any activities other than holding the notes, issuing the certificates, and engaging in other related activities.

     Each class of certificates represents a fractional undivided beneficial interest in a related class of notes issued by BEC Funding LLC, including all amounts due and to become due under the related class of notes, and represents the right to receive the payments on the related class of notes.

     The Note Issuer, the Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority, the Trust, the Delaware Trustee and the certificate trustee have entered into a fee and indemnity agreement under which the Note Issuer pays the Delaware trustee's and the certificate trustee's reasonable compensation and reasonable fees and expenses. The fee and indemnity agreement further provides that the
     Note Issuer will indemnify the Trust, the Delaware trustee, the certificate trustee, the Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and the Executive Office for Administration and Finance of The Commonwealth of Massachusetts for, and hold them harmless against, among other things, any loss, liability or expense incurred by them arising from the failure of any party to perform its obligations under various transaction documents. Neither the certificates, the notes or the property securing the notes is an obligation of The Commonwealth of Massachusetts or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of BEco or any of its affiliates, except for BEC Funding LLC, which is an affiliate of BECo.

     The fiscal year of the Trust is the calendar year.

     BASIS OF PRESENTATION

     Substantially all expenses of the Trust are paid by the Note Issuer, BEC Funding LLC. Revenues and expense are recorded on the accrual basis.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE AND EXPENSE RECOGNITION

     The Trust recognizes revenues, interest income and interest expense on the notes, which are the only assets and liabilities of the Trust, on the accrual basis.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

     CONCENTRATION OF CREDIT RISK

     The Trust has exposure to credit risk for its notes receivable from the
     Note Issuer. BEC Funding LLC is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR. Neither the notes nor the property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of BECo or any of its affiliates, except for BEC Funding LLC.

C.   CERTIFICATES

     The Trust issued $725,000,000 of Rate Reduction Certificates on July 29, 1999 pursuant to the certificate indenture among the Trust, the Delaware trustee, and the certificate trustee. The certificates were issued in minimum denominations of $1,000 and in integral multiples of that amount. The certificates consist of five classes as summarized in the table below:

                                                                                                      Scheduled
                                    Initial             Certificate         Final                       Final
                                   Principal             Interest        Distribution                Termination
     Class                          Amount                 Rate              Date                        Date
     -----                         ---------            -----------      ------------                -----------

      A-1                        $108,500,000             5.99%            3/15/01                     3/15/03
      A-2                         170,609,837             6.45%            9/15/03                     9/15/05
      A-3                         103,390,163             6.62%            3/15/05                     3/15/07
      A-4                         170,875,702             6.91%            9/15/07                     9/15/09
      A-5                         171,624,298             7.03%            3/15/10                     3/15/12
                                 ------------
             Total               $725,000,000
                                 ============

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

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

     Long-term Rate Reduction Certificate redemptions due in the years ended December 31 in each of the next five years ended December 31, 2000, 2001, 2002, 2003, and 2004, are scheduled to be $78,441,458 (of which a scheduled $40,000,000 payment was made on the scheduled maturity date), $62,428,264, $70,225,942, $68,014,173, and $68,740,411, respectively. The estimated fair market values at December 31, 1999 of the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Rate Reduction Certificates was $108,022,600, $168,613,702, $101,436,089, $168,022,077 and $167,659,776, respectively, based upon quoted market prices for similar issues.

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

                                   Initial                Note            Scheduled                     Final
                                  Principal             Interest           Maturity                    Maturity
     Class                          Amount                Rate               Date                        Date
     -----                        ---------             --------          ---------                    --------

      A-1                        $108,500,000             5.99%            3/15/01                     3/15/03
      A-2                         170,609,837             6.45%            9/15/03                     9/15/05
      A-3                         103,390,163             6.62%            3/15/05                     3/15/07
      A-4                         170,875,702             6.91%            9/15/07                     9/15/09
      A-5                         171,624,298             7.03%            3/15/10                     3/15/12
                                 ------------
           Total                 $725,000,000
                                 ============

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

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

     and September 15 (or, if any payment date is not a business day, the following business day) of each year, to the Trust. The Note Issuer will pay interest on the notes prior to paying principal of the notes.

     On each payment date, the Note Issuer will pay interest as follows:

     - if there has been a payment default, any unpaid interest payable on any prior payment dates, together with interest at the applicable note interest rate on any of this unpaid interest; and

     - accrued interest on the principal balance of each class of notes as of the close of business on the preceding payment date, or the date of the original issuance of the class of notes if applicable, after giving effect to all payments made on the preceding payment date, or the date of the original issuance of the class of notes if applicable.

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

     The expected amortization schedule for the principal of each class of notes gives effect to the payments expected to be made on each payment date and is based upon the issuance date of the notes on July 29, 1999 and also the following:

     - payments on the certificates are made on each distribution date, commencing March 15, 2000;

     - the servicing fee equals 0.05 percent annually of the initial principal amount of the notes, or $362,500;

     - there are no net earnings on amounts on deposit in the collection account;

     - the administration fee (which is $75,000 per year, payable semiannually) and other ongoing operating expenses are estimated to be approximately $220,000 per annum, and these amounts are payable in arrears, and;

     - payments arising from the property securing the notes are deposited in the collection account as expected.

     There can be no assurance that the principal balances of the classes of notes receivable and the related classes of certificates outstanding will be reduced at the rates expected. The actual rates of reduction in class principal balances may be slower (but cannot be faster) than the expected amortization schedule.

                  MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                           (A SPECIAL PURPOSE ENTITY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

     UNAMORTIZED DEBT DISCOUNT

     Unamortized debt discount in the amount of $225,995 is included (net) in both Notes receivable and Certificates outstanding on the accompanying Statement of Net Assets Available for Trust Activities.

     The note trustee has established a collection account to hold amounts remitted by the servicer of the property securing the notes. The notes are secured primarily by transition property of the note issuer, which is the right to assess and collect all revenues arising from a portion of the transition charge included in the bills of all classes of retail users of BECo's electric distribution system within its geographic service territory as in effect on July 1, 1997. This portion of the transition charge, which is a usage-based charge, is referred to as the reimbursable transition costs ("RTC") charge. As of December 31, 1999, the RTC charge is approximately 1.10 cents per kilowatt-hour.

     THE NOTE ISSUER

     BEC Funding LLC is a special purpose, single member limited liability company whose sole member is BECo. BEC Funding LLC is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR.

     BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which BEC Funding LLC acquired on July 29, 1999 from BECo. The purchase price of such transition property was paid from net proceeds of the notes issued to the Trust. The assets of BEC Funding LLC consist primarily of transition property acquired from BECo.

     Both BEC Funding LLC's organizational documents and covenants in the note indenture restrict its business activities to financing, purchasing, owning and managing transition property. The organizational documents and note indenture covenants also require that BEC Funding LLC be operated in a manner intended to reduce the likelihood that it would be consolidated in BECo's bankruptcy estate if BECo became a debtor in a bankruptcy case.

     BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo nor BEC Energy nor NSTAR.

     ITEM 9.
     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Bank of New York (Delaware), a Delaware banking corporation, acts as the Delaware Trustee, pursuant to the Declaration of Trust that formed the Trust in July 1999. The Trust has no executive officers or directors.


ITEM 11.
EXECUTIVE COMPENSATION

Not applicable.


ITEM 12.
SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.


ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.



                                     PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

     a) The following designated documents and exhibits are filed herewith and/or incorporated by reference:

          Statement of Net Assets Available for Trust Activities as of December 31, 1999; and Statement of Changes in Net Assets Available for Trust Activities for the period July 27, 1999 (date of inception) to December 31, 1999.

          Exhibit 3.1  - Declaration of Trust (A)

          Exhibit 4.1  - Note Indenture of BEC Funding LLC (A)

          Exhibit 4.2  - Certificate Indenture (A)

          Exhibit 4.3  - Rate Reduction Certificates (A)

          Exhibit 10.1 - Transition Property Purchase and Sale Agreement (A)

          Exhibit 10.2 - Transition Property Servicing Agreement (A)

          Exhibit 10.3 - Note Purchase Agreement (A)

          Exhibit 10.4 - Administration Agreement (A)

          Exhibit 10.5 - Fee and Indemnity Agreement (A)

          Exhibit 27.1 - Financial Data Schedule for the period July 27, 1999
                         (date of inception) to December 31, 1999.

          Exhibit 99.1 - Issuance Advice Letter (A)

          Exhibit 99.2 - Report of Independent Accountants

          ------------
          (A) Incorporated by reference to the similarly titled exhibit to the current report on Form 8-K filed by BEC Funding LLC on August 13, 1999.

     b)   Reports on Form 8-K

          There were no reports on Form 8-K filed in the fourth quarter of 1999.

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



                                   MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                                   ---------------------------------------------
                                                   (Registrant)


                                          By: The Bank of New York (Delaware),
                                              as Delaware Trustee

Date: March 28, 2000                          /s/ Thomas J. Provenzano
                                              ---------------------------------
                                              Name: Thomas J. Provenzano
                                              Title: Vice President